Form 10-K
period 2006-12-31
J.P. Morgan Mortgage Trust 2006-S2
filed 2007-04-02
CIK 1366119

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130192-12

       J.P. Morgan Mortgage Trust 2006-S2
       (exact name of issuing entity as specified in its charter)

       J.P. Morgan Acceptance Corporation I
       (exact name of the depositor as specified in its charter)

       J.P. Morgan Mortgage Acquisition Corp.
       (exact name of the sponsor as specified in its charter)


    Delaware                                        54-2197209
  (State or other jurisdiction of                   54-2197210
  incorporation or organization)                    54-6717275
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.

     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

 Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB.  Significant Obligor Financial Information.

            None.

  Item 1114(b)(2) and 1115(b) of Regulation AB.  Significant Enhancement
             Provider Financial Information.

            None.

  Item 1117 of Regulation AB.  Legal Proceedings.

            None.

  Item 1119 of Regulation AB.   Affiliations and Certain Relationships and
             Related Transactions.

            Provided previously in the prospectus supplement of the Registrant relating to the Issuing Entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.


  Item 1122 of Regulation AB.   Compliance with Applicable Servicing Criteria.

            The servicing criteria are attached hereto under Item 15 and as otherwise disclosed below.

            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.


  Item 1123 of Regulation AB.  Servicer Compliance Statement.

           The servicer compliance statements are attached hereto under Item 15.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on
         July 14, 2006 and incorporated by reference herein).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      d) JPMorgan Chase Bank, N.A., as Custodian <F1>
      e) The Bank of New York, as Custodian <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Paying Agent <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      d) JPMorgan Chase Bank, N.A., as Custodian <F1>
      e) The Bank of New York, as Custodian <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      h) Wells Fargo Bank, N.A., as Paying Agent <F1>


     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      b) Countrywide Home Loans Servicing LP, as Servicer <F1>
      c) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      f) Wells Fargo Bank, N.A., as Master Servicer <F1>
      g) Wells Fargo Bank, N.A., as Securities Administrator <F1>



   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    J.P. Morgan Mortgage Trust 2006-S2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ John Sadowski
    John Sadowski, Vice President

    Date:      April 1, 2007


  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on
         July 14, 2006 and incorporated by reference herein).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) Countrywide Home Loans Servicing LP, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) JPMorgan Chase Bank, N.A., as Custodian
      e) The Bank of New York, as Custodian
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Paying Agent


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) Countrywide Home Loans Servicing LP, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      d) JPMorgan Chase Bank, N.A., as Custodian
      e) The Bank of New York, as Custodian
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator
      h) Wells Fargo Bank, N.A., as Paying Agent


     (35) Servicer compliance statement.


      a) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      b) Countrywide Home Loans Servicing LP, as Servicer
      c) JPMorgan Chase Bank, N.A., as Named Servicer
      f) Wells Fargo Bank, N.A., as Master Servicer
      g) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, John Sadowski, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of J.P. Morgan Mortgage Trust 2006-S2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC as Sub-Servicer, Countrywide Home Loans
     Servicing LP as Servicer, and JPMorgan Chase Bank, N.A. as Named Servicer.


     Dated:    April 1, 2007

     /s/ John Sadowski
     Signature

     Vice President
     Title


EX-33 (a)
(logo) CHASE
CHF - Prime

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by prime residential mortgages serviced on the Real Estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
Date: 02/26/2007

Signed: /s/ Jim Miller
Title: Senior Vice President
Date: 02/26/2007


(page)


CHF - Prime

EXHIBIT A

                                                                                                        INAPPLICABLE
                                                                                 APPLICABLE               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA            CRITERIA
                                                                Performed by    Performed by
Reference                        Criteria                         Servicer        Vendors

                   General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted            X^1
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)     If any material servicing activities              X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)    Any requirements in the transaction                                                        X
                   agreements to maintain a back-up servicer
                   for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited          X              X^2
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)     The related accounts for the                      X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)     Unissued checks are safeguarded so as             X
                   to prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a                 X              X^3
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations: (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transactions agreements.
2 An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
3 Two vendors prepare account reconciliations on disbursement clearing accounts.

(page)


                   Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those             X^4
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated            X^5
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)    Disbursements made to an investor are             X^6
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the             X^7
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans                                                      X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)     Mortgage loans and related documents are                                                      X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any         X
                   payoffs, made in accordance with related
                   mortgage loans documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the              X
                   mortgage loans agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or              X
                   status of an obligor's mortgage loans (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

4 The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
5 The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
6 Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
7 The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.


(page)


1122(d)(4)(vii)    Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts            X
                   are maintained during the period a mortgage
                   loan is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent mortgage loans including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates            X
                   of return for mortgage loans with variable
                   rates are computed based on the related
                   mortgage loans documents.

1122(d)(4)(x)      Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's mortgage loans documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable mortgage loan
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related mortgage loans, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor             X              X^8
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                     X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other                                                          X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.

8 Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.





EX-33 (b)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA


Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly-owned subsidiaries, Countrywide Home Loans, Inc.
(CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL (collectively the "Company") provides this platform-level assessment, for which Countrywide Financial Corporation and such subsidiaries participated in servicing functions, as such term is described under Title 17, Section 229.1122 of the Code of Federal Regulations ("Item 1122 of Regulation AB"), of compliance in respect of the following Applicable Servicing Criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission in regard to the following servicing platform for the following period:

Platform: publicly-issued (i.e., registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended) residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, sub-prime, HELOC and dosed seconds) issued on or after January 1, 2006 for which the Company provides cash collection and administration, investor remittances and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions" and for which the related issuer has a fiscal year end of December 31, 2006. The platform excludes any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions.

Period: as of and for the year ended December 31, 2006.

Applicable Servicing Criteria: all servicing criteria set forth in Item 1122(d), to the extent required in the related agreements, except for the following paragraphs: 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master servicer, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i) and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction, and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions).


(page)


With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


(page)


COUNTRYWIDE FINANCIAL CORPORATION

By: /s/ Steve Bailey
Steve Bailey

Its: Senior Managing Director and Chief Executive Officer,
Loan Administration


Dated: February 28, 2007

By:/s/ Kevin Meyers
Kevin Meyers

Its: Managing Director and Chief Financial Officer,
Countrywide Home Loans, Inc. Loan Administration


Dated: February 28, 2007


(page)


Schedule A


Material Instances of Noncompliance

No material instances of noncompliance: the Company has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006.





EX-33 (c)
(logo) CHASE


Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by prime residential mortgages serviced on the Real Estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.


JPMorgan Chase Bank, National Association


Signed: /s/ David Lowman
Name:   David Lowman
Title:  Executive Vice President
Date:   02/26/2007


(page)


EXHIBIT A


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any performance or
                    other triggers and events of default in accordance with the                   X^1
1122(d)(1)(i)       transaction agreements.

                    If any material servicing activities are outsourced to third parties,
                    policies and procedures are instituted to monitor the third party's           X
1122(d)(1)(ii)      performance and compliance with such servicing activities,

                    Any requirements in the transaction agreements to maintain a back-up                                  X
1122(d)(1)(iii)     servicer for the mortgage loans are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the
                    party participating in the servicing function throughout the reporting        X
                    period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)      accordance with the terms of the transaction agreements.

Cash Collection and Administration

                    Payments on mortgage loans are deposited into the appropriate
                    custodial bank accounts and related bank clearing accounts no more                                    X
                    than two business days following receipt, or such other number of days
1122(d)(2)(i)       specified in the transaction agreements.

                    Disbursements made via wire transfer on behalf of an obligor or to an                                 X
1122(d)(2)(ii)      investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash flows or
                    distributions, and any interest or other fees charged for such                                        X
                    advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)     transaction agreements.

                    The related accounts for the transaction, such as cash reserve
                    accounts or accounts established as a form of overcollateralization,                                  X
                    are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)      as set forth in the transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes
                    of this criterion, "federally insured depository institution" with                                    X
                    respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent unauthorized access.                                 X

                    Reconciliations are prepared on a monthly basis for all asset backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                    mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified
                    in the transaction agreements; (C) reviewed and approved by someone                                   X
                    other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)     such other number of days specified in the transaction agreements.



(page)



                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

Investor Remittances and Reporting

                    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                    the transaction agreements; (B) provide information calculated in                                     X
                    accordance with the terms specified in the transaction agreements; (C)
                    are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)       serviced by the Servicer.

                    Amounts due to investors are allocated and remitted in accordance with                                X
                    timeframes, distribution priority and other terms set forth in the
1122(d)(3)(ii)      transaction agreements.

                    Disbursements made to an investor are posted within two business days
                    to the Servicer's investor records, or such other number of days                                      X
1122(d)(3)(iii)     specified in the transaction agreements.

                    Amounts remitted to investors per the investor reports agree with
                    cancelled checks, or other form of payment, or custodial bank                                         X
1122(d)(3)(iv)      statements.

Pool Asset Administration

                    Collateral or security on mortgage loans is maintained as required by         X
1122(d)(4)(i)       the transaction agreements or related mortgage loan documents.

                    Mortgage loan and related documents are safeguarded as required by the        X
1122(d)(4)(ii)      transaction agreements

                    Any additions, removals or substitutions to the asset pool are made,
                    reviewed and approved in accordance with any conditions or                    X
1122(d)(4)(iii)     requirements in the transaction agreements.

                    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's
                    obligor records maintained no more than two business days after                                       X
                    receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related mortgage loan documents.

                    The Servicer's records regarding the mortgage loans agree with the
                    Servicer's records with respect to an obligor's unpaid principal                                      X
1122(d)(4)(v)       balance.

                    Changes with respect to the terms or status of an obligor's mortgage
                    loans (e.g., loan modifications or re-agings) are made, reviewed and                                  X
                    approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)      agreements and related pool asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                    repossessions, as applicable) are initiated, conducted and concluded                                  X
                    in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)     the transaction agreements.

                    Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                    monthly basis, or such other period specified in the transaction                                      X
                    agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)    temporary (e.g., illness or unemployment).


(page)


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

                    Adjustments to interest rates or rates of return for mortgage loans
                    with variable rates are computed based on the related mortgage loan                                   X
1122(d)(4)(ix)      documents.

                    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or
                    such other period specified in the transaction agreements; (B)                                        X
                    interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)       specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                    dates, as indicated on the appropriate bills or notices for such                                      X
                    payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number
1122(d)(4)(xi)      of days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to be made
                    on behalf of an obligor are paid from the servicer's funds and not                                    X
                    charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)     obligor's error or omission.

                    Disbursements made on behalf of an obligor are posted within two
                    business days to the obligor's records maintained by the servicer, or                                 X
1122(d)(4)(xiii)    such other number of days specified in the transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are recognized                                  X
1122(d)(4)(xiv)     and recorded in accordance with the transaction agreements.

                    Any external enhancement or other support, identified in Item
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained                                   X
1122(d)(4)(xv)      as set forth in the transaction agreements.

The Asserting Party monitors events of default as obligated pursuant to the transaction agreements.






EX-33 (d)
(logo) JPMorganChase

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, for which transactions the Asserting Party acts as Custodian, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were issued during the Reporting Period (the "Platform"), as listed in Appendix A.

The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period as set forth in this report.


JPMorgan Chase Bank, National Association, as Custodian



/s/ Kelly A. Mathieson
Kelly A. Mathieson, Managing Director
Date: March 1, 2007


(page)


Appendix A

GSAA Home Equity Trust 2006-1
GSAA Home Equity Trust 2006-10
GSAA Home Equity Trust 2006-11
GSAA Home Equity Trust 2006-13
GSAA Home Equity Trust 2006-14
GSAA Home Equity Trust 2006-15
GSAA Home Equity Trust 2006-16
GSAA Home Equity Trust 2006-3
GSAA Home Equity Trust 2006-4
GSAA Home Equity Trust 2006-5
GSAA Home Equity Trust 2006-6
GSAA Home Equity Trust 2006-7
GSAA Home Equity Trust 2006-8
GSAA Home Equity Trust 2006-9
GSR Mortgage Loan Trust 2006-1F
GSR Mortgage Loan Trust 2006-2F
GSR Mortgage Loan Trust 2006-3F
GSR Mortgage Loan Trust 2006-4F
GSR Mortgage Loan Trust 2006-5F
GSR Mortgage Loan Trust 2006-8F
GSR Mortgage Loan Trust 2006-AR1
GSR Mortgage Loan Trust 2006-AR2
HomeBanc Mortgage Trust 2006-1
J.P. Morgan Mortgage Trust 2006-A1
J.P. Morgan Mortgage Trust 2006-A2
J.P. Morgan Mortgage Trust 2006-A3
J.P. Morgan Mortgage Trust 2006-A4
J.P. Morgan Mortgage Trust 2006-A5
J.P. Morgan Mortgage Trust 2006-A6
J.P. Morgan Mortgage Trust 2006-S1
J.P. Morgan Mortgage Trust 2006-S2
J.P. Morgan Mortgage Trust 2006-S3
J.P. Morgan Alternative Loan Trust 2006-A1
J.P. Morgan Alternative Loan Trust 2006-A2
J.P. Morgan Alternative Loan Trust 2006-A3
J.P. Morgan Alternative Loan Trust 2006-A4
J.P. Morgan Alternative Loan Trust 2006-A5
J.P. Morgan Alternative Loan Trust 2006-S1
J.P. Morgan Alternative Loan Trust 2006-S2
Newcastle Mortgage Securities Trust 2006-1
Popular ABS Mortgage Pass-Through Trust 2006-A
Popular ABS Mortgage Pass-Through Trust 2006-B
Popular ABS Mortgage Pass-Through Trust 2006-C
Popular ABS Mortgage Pass-Through Trust 2006-D
Soundview Home Loan Trust 2006-2
Soundview Home Loan Trust 2006-3





EX-33 (e)
Securities Servicing
The Bank of New York
101 Barclay Street
New York, NY 10286


(logo) The BANK
of NEW YORK

ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA


The Bank of New York and The Bank of New York Trust Company, N.A.(collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1) (ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

* The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.


1


(page)


* The Company has assessed compliance with the Applicable Servicing Criteria.

* As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Robert L. Griffin
Robert L. Griffin
Authorized Signer


The Bank of New York
The Bank of New York Trust
Company, N.A.

/s/ Patrick J. Tadie
Patrick J. Tadie
Authorized Signer

March 1, 2007


2





EX-33 (f)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (g)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (h)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset-backed securities transactions backed by prime residential mortgages serviced on the Real Estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions backed by prime residential mortgages serviced on the real estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 26, 2007





EX-34 (b)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568




Report of Independent Registered Public Accounting Firm


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assessment, included in the accompanying Assessment of Compliance with Applicable Servicing Criteria, that Countrywide Financial Corporation and certain of its subsidiaries, including its direct and indirect wholly owned subsidiaries, Countrywide Home Loans (CHL), Countrywide Tax Services Corporation, Newport Management Corporation, and Countrywide Home Loans Servicing L.P., a wholly owned subsidiary of CHL (collectively the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly issued residential mortgage-backed securities (securities collateralized by residential mortgage loans, including prime, alternative loan products, subprime, HELOC, and closed seconds) issued on or after January 1, 2006, for which the Company provides cash collection and administration, investor remittances, and reporting (except for those activities relating to trustee and paying agent services), and pool asset administration (except for those activities relating to custodial operations of pool assets and related documents), collectively "Servicing Functions", excluding any transactions issued by any government sponsored enterprise for which the Company provides Servicing Functions (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(B), only as it relates to information other than that contained in the monthly remittance report delivered by the servicer to the master servicer, trustee, and/or bond administrator, and 1122(d)(3)(i)(D), only as it relates to the agreeing with investors' records as to the total unpaid principal balance and number of pool assets serviced by the servicer, 1122(d)(3)(ii), only as it relates to amounts other than amounts remitted by the servicer to the master services, trustee, and/or bond administrator, 1122(d)(3)(iii), 1122(d)(3)(iv), 1122(d)(4)(i), and
1122(d)(4)(ii), only as 1122(d)(4)(i) and 1122(d)(4)(ii) relate to the custodial operations of the pool assets and related documents (collateral file) by the document custodian responsible for such functions for the related transaction and 1122(d)(4)(xv), only as it relates to Item 1115 of Regulation AB (derivative transactions), as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore,


(page)


our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated in all material respects.

/s/ KPMG LLP

Los Angeles, California
February 28, 2007


2


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") compiled with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset-backed securities transactions backed by prime residential mortgages serviced on the Real Estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii); 1122(d)(2)(i), (ii), (iii), (iv), (v), (vi), (vii);
1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii), (viii),
(ix), (x), (xi), (xii), (xiii), (xiv), and (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions backed by prime residential mortgages serviced on the Real Estate ("RE") servicing system where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 26, 2007





EX-34 (d)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000


Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions backed by residential mortgages and home equity loans, for which the Company acts as Custodian (the "Platform"), as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 excluding the criteria 1122(d) (1)(i)-(iv), (2)(i)-(vii), (3)(i)-(iv), and (4)(iii)-(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

March 1, 2007





EX-34 (e)
(logo) Ernst & Young

* Ernst & Young LLP
  5 Times Square
  New York, New York 10036-6530

* Phone (212) 773-3000
  www.ey.com


Report of Independent Registered Public Accounting Firm


Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122 (d)(1)(ii)-(iv), and 1122 (d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


(page)


In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2007


A Member Practice of Ernst & Young Global





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (g)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (h)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
(logo) CHASE

SUBSERVICER COMPLIANCE STATEMENT

RE: J.P. Morgan Mortgage Trust (JPMMT) 2006-s2: The Pooling and Servicing Agreement by and among U.S. Bank National Association as Trustee, J.P. Morgan Mortgage Acquistion Corp. as Seller, Wells Fargo Bank, N.A. as Securities Administrator, Wells Fargo Bank, N.A. as Master Servicer, JPMorgan Chase Bank, NA as Custodian, JPMorgan Accpt Corp.I as Depositor and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, each a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

(1)     CHF is a Subservicer under the Agreement
(2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

(3) To the best of our knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.

Date: 02/28/2007

Chase Home Finance LLC,
as Subservicer

By:     /s/Kim Greaves
Name:   Kim Greaves
Title:  Senior Vice President
        Servicing Manager

By:     /s/Jim Miller
Name:   Jim Miller
Title:  Senior Vice President
        Default Servicing Manager


EX-35 (b)
(logo) Countrywide
HOME LOANS

400 Countrywide Way
Simi Valley, California 93065-6298

February 28, 2007




WELLS FARGO
9062 OLD ANNAPOLIS RD
COLUMBIA, MD 21045
Laneise Foxworth


OFFICER'S CERTIFICATE


I, Joseph Candelario, hereby certify that I am an officer of Countrywide LP, Inc., general partner of Countrywide Home Loans Servicing LP (the "Servicer"). I further certify, with respect to the applicable servicing agreement relating to the securitization transaction(s) set forth on Exhibit A attached hereto (the "Servicing Agreement") that:

(a) A review of the activities of the Servicer during the preceding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision; and

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year.

/s/ Joseph Candelario
Joseph Candelario
First Vice President
Compliance Officer
Loan Administration

February 28, 2007

See Deal Name listing on following page.


(page)


Exhibit A

ACE 2006-CW1
ACE 2006-FM2
ACE 2006-NC2
ACE 2006-NC3
BAFC 2006-2
BAFC 2006-A
BAFC 2006-D
BAFC 2006-H
BCAP 2006AA1
BCAP 2006-AA2
BSALTA 2006-1
BSALTA 2006-2
BSALTA 2006-3
BSALTA 2006-4
BSALTA 2006-5
BSALTA 2006-6
BSALTA 2006-7
BSALTA 2006-8
BSARM 2006-2
BSARM 2006-4
CSAB 2006-2
CSAB 2006-3
CSAB 2006-4
CSFB ARMT 2006-1
CSFB ARMT 2006-2
CSFB ARMT 2006-3
CSMC 2006-1
CSMC 2006-2
CSMC 2006-3
CSMC 2006-4
CSMC 2006-5
CSMC 2006-7
CSMC 2006-8
CSMC 2006-9
DBALT 2006-AB3 (SUB)
DBALT 2006-AB4 (SUB)
DBALT 2006-AF1
DBALT 2006-AR1
DBALT 2006-AR2
DBALT 2006-AR3
DBALT 2006-AR4
DBALT 2006-AR5 (SUB)
DBALT 2006-AR6 (SUB)
DBALT 2006-OA1 (SUB)
GSAA 2006-10 (SUB)
GSAA 2006-11
GSAA 2006-14
GSAA 2006-16
GSAA 2006-17


(page)


Exhibit A (con't.)
GSAA 2006-19
GSAA 2006-20
GSAA 2006-4
GSAA 2006-4 (SUB)
GSAA 2006-7 SUB
GSAA 2006-8
GSAA 2006-8 (SUB)
GSR 2006-1F (SUB)
GSR 2006-1F (SUB)
GSR 2006-2F (SUB)
GSR 2006-2F (SUB)
GSR 2006-3F (SUB)
GSR 2006-3F (SUB)
GSR 2006-5F (SUB)
GSR 2006-5F (SUB)
GSR 2006-6F
GSR 2006-7F
GSR 2006-8F
GSR 2006-9F
GSR 2006-10F
GSR 2006-AR1
GSR 2006-AR2
GSR 2006-OA1
HARBORVIEW 2006-2
HARBORVIEW 2006-6
HARBORVIEW 2006-11
HARBORVIEW 2006-12
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
THORNBURG 2006-1
THORNBURG 2006-2
THORNBURG 2006-4
THORNBURG 2006-5
DBALT 2006-AR6
DBALT 2006-OA1
GSR 2006-1F
GSR 2006-5F
JPMMT 2006-A7
JPMMT 2006-S2
JPMMT 2006-S3
JPMMT 2006-54
LMT 2006-9
LUMINENT 2006-2
LUMINENT 2006-5
LUMINENT 2006-5
LUMINENT 2006-6
MARM 2006-2
MARM 2006-OA2
MLMI 2006-A1


(page)


Exhibit A (con't.)
MLMI 2006-A2
MLMI 2006-A3
MLMI 2006-A4
MSAC 2006-HE8
MSIX 2006-1
MSM 2006-1AR
SAIL 2006-3
SAMI II 2006-AR1
SAMI II 2006-AR2
SAMI II 2006-AR3
SAMI II 2006-AR4
SAMI II 2006-AR6
SAMI II 2006-AR7
SAMI II 2006-AR8
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-7
SARM 2006-8
SARM 2006-9
THORNBURG 2006-3
ZUNI 2006-OA1
GSR 2006-3F
GSR 2006-2F
PRIME 2006-CL1
SARM 2006-1
THORNBURG 2006-6
JPALT 2006-A1
JPALT 2006-A2
JPALT 2006-A3
JPALT 2006-A4
JPALT 2006-A6
JPALT 2006-A7
JPALT 2006-S1
JPALT 2006-S3
JPALT 2006-S4
JPMAC 2006-CW2
JPMMT 2006-A1
JPMMT 2006-A2
JPMMT 2006-A3
JPMMT 2006-A4
JPMMT 2006-A6
HASCO 2006-HE1
SEQUOIA 2006-1
SEQUOIA 2006-1
SQALT 2006-1


EX-35 (c)
(logo) CHASE


SERVICER COMPLIANCE STATEMENT

RE: J.P. Morgan Mortgage Trust (JPMMT) 2006-S2: The Pooling and Servicing Agreement by and among U.S Bank, NA as Trustee, JPMorgan Chase Bank, NA as Servicer, J.P. Morgan Mortgage Acquisition Corp. as Seller, Wells Fargo Bank, NA as Securities Administrator, Wells Fargo Bank, NA as Master Servicer, JPMorgan Chase Bank as Custodian, JPMorgan Accpt Corp 1 as Depositor (the "Agreement")


The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as Servicer (the "Servicer") pursuant to the J.P. Morgan Mortgage Trust (JPMMT) 2006-S2 (The "Agreement"), does hereby certify that:

(1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

(2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Date: 02/28/2007

JPMorgan Chase Bank,
National Assocation,
as Servicer

By: /s/ David Lowman
Name: David Lowman
Title: Executive Vice President





EX-35 (f)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

JP Morgan Acceptance Corporation I

RE: Annual Statement As To Compliance for J.P. Morgan Mortgage Trust 2006-S2

 Per Section 11.05 of the Pooling and Servicing Agreement, dated as of 6/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

 (A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision and

 (B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/Scott Strack
Scott Strack, Vice President


Certified By:
/s/Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (g)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

JP Morgan Acceptance Corporation I

RE: Annual Statement As To Compliance for J.P. Morgan Mortgage Trust 2006-S2

Per Section 11.05 of the Pooling and Servicing Agreement, dated as of 6/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

Certified By:
/s/Scott Strack
Scott Strack, Vice President

Certified By:
/s/Gordon Johnson
Gordon Johnson, Assistant Secretary